Form 10-Q
period 1997-09-30
CETACEAN INDUSTRIES INC
filed 1997-11-12
CIK 894531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-22

                            CETACEAN INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

         NEVADA                                               87-0438633
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                       Identification Number)



               2415 E. Camelback Rd. # 700 Phoenix, Arizona 85016
              (Address of principal executive offices) (Zip Code)

                      3098 South Highland Drive, Suite 460
                           Salt Lake City, Utah 84106
                                (Former Address)

Registrant's telephone number, including area code     (602) 508-6100

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Class                           Outstanding as of September 30, 1997
------------------------------------      ------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 5,270,141 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company has had little operational history and has yet to engage in business of any kind, other than through two subsidiaries. The transaction to acquire the subsidiaries was rescinded on November 4, 1997. Net loss for the three and nine months ended September 30, 1997 was $154,061 with $108,988 related to operations discontinued effective November 4, 1997. General and administrative expenses were $20,073 and related to trying to develop viable operations. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company is identifying assets and other business opportunities for acquisition. The Company has liquidity and presently has available capital resources, such as credit lines, and debentures, etc.

         Based on current economic and regulatory conditions, and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, without many assets or many liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of September 30, 1997 27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  An 8-K was filed on August 20, 1997 announcing a change in control and acquisition of assets related to Juina Mining Company, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CETACEAN INDUSTRIES, INC.



Dated: November 12, 1997           /s/  Craig Hurst
                                       Craig Hurst, President and Director

                            CETACEAN INDUSTRIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                           9/30/97
                                                                            (Unaudited)            12/31/96
                                                                        -----------------      ----------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                       $           1,627      $              0
     Receivable - former subsidiaries                                               7,612                     0
                                                                        -----------------      ----------------

                                               TOTAL CURRENT ASSETS                 9,239                     0

OTHER ASSETS
     Organization costs                                                                 0                     0
                                                                        -----------------      ----------------
                                                                                        0                     0
                                                                        -----------------      ----------------

                                                                        $           9,239      $              0
                                                                        =================      ================

         LIABILITIES & EQUITY
CURRENT LIABILITIES
     Accounts payable                                                   $               0      $              0
                                                                        -----------------      ----------------

                                          TOTAL CURRENT LIABILITIES                     0                     0

STOCKHOLDERS' EQUITY Common Stock $.001 par value:
      Authorized - 100,000,000 shares
      Issued and outstanding 5,270,141 shares
         (1,000,000 in 1996)                                                        5,270                 1,000
     Additional paid-in capital                                                   160,030                 1,000
     Deficit accumulated during
      the development stage                                                      (156,061)               (2,000)
                                                                        -----------------      ----------------

                                         TOTAL STOCKHOLDERS' EQUITY                 9,239                     0
                                                                        -----------------      ----------------

                                                                        $           9,239      $              0
                                                                        =================      ================

                            CETACEAN INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      4/16/86
                                                        Three Months Ended              Nine Months Ended            (Date of
                                                           September 30,                  September 30,            inception) to
                                                        1997           1996           1997            1996            9/30/97
                                                   -------------  --------------  -------------  -------------  ------------------
Net sales                                          $           0  $            0  $           0  $           0  $                0
Cost of sales                                                  0               0              0              0                   0
                                                   -------------  --------------  -------------  -------------  ------------------

                                     GROSS PROFIT              0               0                             0                   0

Bad debt                                                  25,000               0         25,000              0              25,000
General and administrative expenses                       20,073               0         20,073              0              22,073
                                                   -------------  --------------  -------------  -------------  ------------------
                                                          45,073               0         45,073              0              47,073
                                                   -------------  --------------  -------------  -------------  ------------------
Net loss before discontinued operations                  (45,073)              0        (45,073)             0             (47,073)

Discontinued operations:
     Operations of subsidiaries which
       were terminated as subsidiaries
       on 11/4/97                                       (108,988)              0       (108,988)             0            (108,988)
                                                   -------------  --------------  -------------  -------------  ------------------

                                         NET LOSS  $    (154,061) $            0  $    (154,061) $           0  $         (156,061)
                                                   =============  ==============  =============  =============  ==================

Net income (loss) per weighted
     average share                                 $        (.07) $          .00  $        (.11) $         .00
                                                   =============  ==============  =============  =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                 2,301,727       1,000,000      1,438,678      1,000,000
                                                   =============  ==============  =============  =============

                            CETACEAN INDUSTRIES, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                     Common Stock                Additional          During
                                                   Par Value $0.001                Paid-in         Development
                                               Shares            Amount            Capital            Stage
                                           --------------    --------------    --------------    --------------
Balances at 4/16/86
     (Date of inception)                                0    $            0    $            0    $            0
     Issuance of common stock
         (restricted) at $.002 per
         share at 5/29/86                       1,000,000             1,000             1,000
     Net loss for period                                                                                 (1,950)
                                           --------------    --------------    --------------    --------------
Balances at 12/31/86                            1,000,000             1,000             1,000            (1,950)
     Net loss for year                                                                                      (10)
                                           --------------    --------------    --------------    --------------
Balances at 12/31/87                            1,000,000             1,000             1,000            (1,960)
     Net loss for year                                                                                      (10)
                                           --------------    --------------    --------------    --------------
Balances at 12/31/88                            1,000,000             1,000             1,000            (1,970)
     Net loss for year                                                                                      (10)
                                           --------------    --------------    --------------    --------------
Balances at 12/31/89                            1,000,000             1,000             1,000            (1,980)
     Net loss for year                                                                                      (10)
                                           --------------    --------------    --------------    --------------
Balances at 12/31/90                            1,000,000             1,000             1,000            (1,990)
     Net loss for year                                                                                      (10)
                                           --------------    --------------    --------------    --------------
Balances at 12/31/91                            1,000,000             1,000             1,000            (2,000)
     Net income for year                                                                                      0
                                           --------------    --------------    --------------    --------------
Balances at 12/31/92                            1,000,000             1,000             1,000            (2,000)
     Net income for year                                                                                      0
                                           --------------    --------------    --------------    --------------
Balances at 12/31/93                            1,000,000             1,000             1,000            (2,000)
     Net income for year                                                                                      0
                                           --------------    --------------    --------------    --------------
Balances at 12/31/94                            1,000,000             1,000             1,000            (2,000)
     Net income for year                                                                                      0
                                           --------------    --------------    --------------    --------------
Balances at 12/31/95                            1,000,000             1,000             1,000            (2,000)
     Net income for year                                                                                      0
                                           --------------    --------------    --------------    --------------
Balances at 12/31/96                            1,000,000             1,000             1,000            (2,000)
     Issuance of restricted stock
         for subsidiaries and
         services at $.001:
             8/26/97 (1)                        2,742,000             2,742
             9/15/97 (1)                        1,458,341             1,458
     Stock sold for cash at:
         $2.24 8/29/97                             55,000                55           122,945
         $2.50 9/15/97                              5,000                 5            12,495
         $2.25 9/15/97                              3,600                 4             8,096
         $2.50 9/26/97                              6,200                 6            15,494
     Net loss for period                                                                               (154,061)
                                           --------------    --------------    --------------    --------------

Balances at 9/30/97                             5,270,141    $        5,270    $      160,030    $     (156,061)
                                           ==============    ==============    ==============    ==============

         (1) A total of 2,516,845 of these shares were canceled in November when certain transactions were rescinded.

                            CETACEAN INDUSTRIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                           Nine months                 (Date of
                                                                       Ended September 30,           Inception) to
                                                                     1997              1996             9/30/97
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $      (154,061)   $             0  $       (156,061)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                         4,200                  0             4,200
       Amortization                                                          0                  0                50
                                                               ---------------    ---------------  ----------------
                                               NET CASH USED
                                     BY OPERATING ACTIVITIES          (149,861)                 0          (151,811)

INVESTING ACTIVITIES
  Loans to subsidiaries                                                 (7,612)                 0            (7,612)
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                    NET CASH PROVIDED (USED)
                                     BY INVESTING ACTIVITIES            (7,612)                 0            (7,662)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                   159,100                  0           161,100
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES           159,100                  0           161,100
                                                               ---------------    ---------------  ----------------

                                            INCREASE IN CASH
                                        AND CASH EQUIVALENTS             1,627                  0             1,627

Cash and cash equivalents at beginning of year                               0                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $         1,627    $             0  $          1,627
                                                               ===============    ===============  ================