Form 10-K
period 1997-12-31
TRINON INC
filed 1998-03-10
CIK 894531

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to
     ________

         Commission File No. 33-55254-22

                                  TRINON, INC.
             (Exact name of Registrant as specified in its charter)

       NEVADA                                                87-0438633
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)

1800 East Sahara Avenue, Suite 107
Las Vegas, Nevada                                      89104
--------------------------------------------          -------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (702) 693-5786

                                        3098 South Highland Drive, Suite 460
CETACEAN INDUSTRIES, INC.               Salt Lake City, Utah 84106
-------------------------               --------------------------
Former Name                             Former Address

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 5, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $230,000 based on a bid price of $.375.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                         Outstanding as of December 31, 1997
------------------------------------         -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                    748,224 SHARES

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I
ITEM 1.  Business.

         The Company was incorporated under the laws of Utah on April 16, 1986 and subsequently reorganized under the laws of Nevada on December 30, 1993. The Company's reorganization plan was formulated for the purpose of changing the state of domicile and provided that the Company form a new corporation in Nevada which acquired all of the contractual obligations, shareholder rights and identity of the Utah corporation, and then the Utah corporation was dissolved. The Company is in the developmental stage, and its operations to date have been limited. The Company is in the process of investigating potential business ventures which, in the opinion of management, will provide a source of eventual profit to the Company. Such involvement may take many forms, including the acquisition of an existing business or the acquisition of assets to establish subsidiary businesses. The Company's management does not expect to remain involved as management of an acquired business; presently unidentified individuals would be retained for such purposes.

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

         Management anticipates that due to its limited funds, and the limited amount of its resources, the Company may be restricted to participation in only one potential business venture. This lack of diversification should be considered a substantial risk because it will not permit the Company to offset potential losses from one venture against gains from another.

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

         A reorganization may be structured in such a way as to take advantage of certain beneficial tax consequences available in business reorganizations, in accordance with provisions of the Internal Revenue Code of 1986 (as amended). Pursuant to such a structure, the number of shares held prior to the reorganization by all of the Company's shareholders might be less than 20% of the total shares to be outstanding upon completion of the trans action. Substantial dilution of percentage equity ownership may result to the minority shareholders, in the discretion of management.

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

         The  Company  may  choose  to  enter  into  a  venture   involving  the
acquisition of or merger with a company which does not need substantial additional capital but desires to establish a public trading market for their securities. Such a company may desire to consolidate its operations with the Company through a merger, reorganization, asset acquisition, or other combination, in order to avoid possible adverse consequences of undertaking its own public offering. (Such consequences might include expense, time delays or loss of voting control.) In the event of such a merger, the Company may be required to issue significant additional shares, and it may be anticipated that control over the Company's affairs may be transferred to others. It should also be noted that this type of business venture might have the effect of depriving the minority shareholders of the protection of federal and state securities laws, which normally affect the process of a company's becoming publicly held.

         It is likely that the investigation and selection of business opportunities will be complex, time-consuming and extremely risky. However, management believes that even though the Company will have limited capital, the fact that their securities will be publicly-held will make it a reasonably attractive business prospect for other firms.

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

         In addition to the severe limitations placed upon the Company by virtue of its financial status, the Company will also be limited, in its investigation of possible acquisitions, by the reporting requirements of the Securities Exchange Act of 1934, pursuant to which certain information must be furnished in connection with any significant acquisitions. The Company would be required to furnish, with respect to any significant acquisition, certified financial statements for the acquired company, covering one, two or three years (depending upon the relative size of the acquisition). Consequently, acquisition prospects which do not have the requisite certified financial statements, or are unable to obtain them, may be inappropriate for acquisition under the present reporting requirements of the 1934 Act.

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

         The Company expects to encounter intense competition in its efforts to locate suitable business opportunities in which to engage. The primary competition for desirable investments may come from other small companies organized and funded for similar purposes, from small business development corporations and from public and private venture capital organizations. As the Company has limited funding, it can fairly be said that all of the competing entities will have significantly greater experience, resources, facilities, contacts and managerial expertise than the Company and will, consequently, be in a better position than the Company to obtain access to, and to engage in, business opportunities. Due to its lack of funds, the Company may not be in a position to compete with larger and more experienced entities for business opportunities which are low-risk. Business opportunities in which the Company may ultimately participate are likely to be highly risky and extremely speculative.

ITEM 2.  Properties.

         The Company owns no properties and utilizes space on a month to month rent basis. This arrangement is expected to continue until such time as the Company becomes involved in a business venture which necessitates its relocation, as to which no assurances can be given. The Company has no agreements with respect to the maintenance or future acquisition of office facilities, however, if a successful merger/acquisition is negotiated, it is anticipated that the office of the Company will be moved to that of the acquired company.

ITEM 3.  Historical Legal Proceedings.

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

     Capital General did not register the gifts of shares in these companies with the Securities Division of the State of Utah or with the Securities Exchange Commission because it believed these gifts to be outside the scope of the Utah Uniform Securities Act and the Securities Act of 1933 in as much as such acts require registration for sales and do not require registration of gifts. Nevertheless, in connection with the distribution of shares of its subsidiaries, Capital General was found by the Utah Securities Advisory Board, in two decisions affirmed by the Utah State Courts, to have violated the registration provisions of the Utah Uniform Securities Act. See In re Amenity Inc., No. SD-86-11 (Utah Sec. Adv. Bd. February 18, 1987) aff'd C87-2625 (3d Dist. Ct. September 18, 1987) aff'd sub nom Capital General Corp. v. Utah Dep't of Business Reg., 777 P.2d 494, 498 (Utah Ct. App.) cert. denied, 781 P.2d 873 (Utah S. Ct. 1989); In re H&B Carriers Inc., No. 87-09-28-01 (Utah Sec. Adv. Bd., Apr. 15, 1988) aff'd No. 88-5900053 (3d Dist. Ct. Sept 10, 1990) aff'd sub
nom Capital General Corp. v. Utah Dep't of Business Reg., Case No 91-196 (Utah Ct. App. February 10, 1992. All of the remaining companies listed above were parties to the H&B Carriers order.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters.

     During the fourth quarter of 1997, the Company's stock price traded in the range of $.00 to $5.625. The stock trades under the Symbol TNNI on the NASDAQ-BB System.

         As of December, 1997, there were 774 record holders of the Company's common stock. The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.  Selected Financial Data.

                                  TRINON, INC.
                              SUMMARY OF OPERATIONS
                                  DECEMBER 1997

                                  1997          1996         1995        1994       1993
                                  ----          ----         ----        ----       ----
Total Assets.............       25,605             0            0           0          0
Revenues................             0             0            0           0          0
Operating Expenses....         333,193             0            0           0          0
  Net Earnings (Loss)..       (333,193)            0            0           0          0
Per Share Data
  Earnings (Loss).......          (.65)            0            0           0          0

Average Common Shares
  Outstanding.....             515,938       250,000      250,000     250,000    250,000

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The Company has had limited operational history. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

         As of February, 1998, the Company has limited liquidity and capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless.

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

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

ITEM 8.  Financial Statements and Supplementary Data.

         See Item 14.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officer and director. The director was appointed August 20, 1997 and will serve until the next annual meeting of the Company's stockholders, and until his successors have been elected and have qualified. The officer was appointed to his positions, and continues in such positions, at the discretion of the director.

Name                     Age      Position
Craig Hurst              33       President, Secretary/Treasurer, Director

     CRAIG HURST (Age 33) - President and Director. From 1987 to 1988 Mr. Hurst was a pro-trader on the V.S.E. with C.M. Oliver & Co. From 1988 to 1989 he acted as licensed investment advisor with First Vancouver Securities, and from 1989 to present has been an independent venture capital executive consultant specializing in drafting and structuring of new corporations, merger and acquisition consulting, and development of public relations programs for both public and private companies such as Accord SEG, Dynamic Associates, Inc. (DYAS/OTC), PLC Systems, Inc. (PLC/AMES), Hygeia Pharmaceutical (NVO/TSE), Unilens Optical, Corp. (UOCCF/OTC), and Clearly Canadian Beverage Co. (CLCDF/OTC).


ITEM 11.  Executive Compensation.

         The Company has made arrangements for limited remuneration of its officers and directors, also that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses if any, made on the Company's behalf in the investigation of business opportunities. Remuneration has been paid to the Company's officers or directors prior to the filing of this form. There are no agreements or understandings with respect to the amount or remuneration that officers and directors are expected to receive in the future. No present prediction or representation can be made as to the compensation or other remuneration which may be paid to the Company's management, since upon the successful consummation of a business opportunity, substantial changes may occur in the structure of the Company and its management. At such time, contracts may be negotiated with new management requiring the payment of annual salaries or other forms of compensation which cannot presently be anticipated. Use of the term "new management" is not intended to preclude the possibility that any of the present officers or directors of the Company might be elected to serve in the same or similar capacities upon the Company's decision to participate in one or more business opportunities.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                          Name and address                                     Amount of                  Percent
Title of class            of beneficial owner                                  beneficial ownership      of class
Common Stock              Roche Holdings (Espana) SA                             133,766                     17.9%
                          PO Box 866
                          Anderson Square Building
                          Grand Cayman, BWI

Common Stock              Four Star Ranch                                         52,000                      7.0%
                          3098 South Highland Dr., Suite 460
                          Salt Lake City, Utah 84106

Common Stock              Katherine Lee                                           37,879                      5.1%
                          4 Rolling Green Drive
                          Amherst, MA 01002

Common Stock              Craig Hurst                                          200,000(1)                    26.8%
                          7000 North 16th Street, Suite 120-411
                          Phoenix, Arizona 85106

Common Stock              All Officers and Directors as a group                  200,000                     26.8%

          (1)Includes 200,000 options which are held by Mr. Hurst.

ITEM 13.  Certain Relationships and Related Transactions.

          Not Applicable.

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          Financial Statements and Financial Statement Schedules.

          Financial Statements - December 31, 1997, 1996 and 1995.


          Reports on Form 8-K.

          There were no reports on Form 8-K filed during the fourth quarter of 1997.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CETACEAN INDUSTRIES, INC.



Date: March 10, 1998             By: /s/ Craig Hurst
                                       Craig Hurst, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: March 10, 1998             By: /s/ Craig Hurst
                                    Craig Hurst, President, Secretary/Treasurer,
                                    and Director

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                  10 WEST 100 SOUTH
AMERICAN INSTITUTE OF                        SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS            TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                          FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS            E-mail: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Trinon, Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Trinon, Inc. (formerly Cetacean Industries, Inc.) (a development stage company) as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of April 16, 1986 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinon, Inc. (formerly Cetacean Industries, Inc.) (a development stage company) as of December 31, 1997 and 1996, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 1997, 1996, and 1995, and for the period of April 16, 1986 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /s/ Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS


Salt Lake City, Utah
February 12, 1998

                                  TRINON, INC.
                      (Formerly Cetacean Industries, Inc.)
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                                      12/31/97              12/31/96
                                                                                 -----------------     -----------------
             ASSETS
CURRENT ASSETS
         Cash in bank                                                            $          15,690     $               0
         Prepaid expenses                                                                    9,915                     0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT ASSETS                                                  25,605                     0

OTHER ASSETS
         Organization costs (Note 1)                                                             0                     0
                                                                                 -----------------     -----------------
                                                                                                 0                     0
                                                                                 -----------------     -----------------

                                                                                 $          25,605     $               0
                                                                                 =================     =================

             LIABILITIES & EQUITY
CURRENT LIABILITIES
         Accounts payable                                                        $          10,514     $               0
                                                                                 -----------------     -----------------

                      TOTAL CURRENT LIABILITIES                                             10,514                     0

STOCKHOLDERS' EQUITY
        Common Stock $.001 par value:
          Authorized - 100,000,000 shares
          Issued and outstanding
         748,224 shares (250,000 in 1996)                                                      748                   250
         Additional paid-in capital                                                        352,536                 1,750
         Stock subscription receivable                                                      (3,000)                    0
         Deficit accumulated during
          the development stage                                                           (335,193)               (2,000)
                                                                                 -----------------     -----------------

                      TOTAL STOCKHOLDERS' EQUITY                                            15,091                     0
                                                                                 -----------------     -----------------

                                                                                 $          25,605     $               0
                                                                                 =================     =================

See Notes to Financial Statements.

                                  TRINON, INC.
                      (Formerly Cetacean Industries, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                                                             4/16/86
                                                       Year               Year              Year            (Date of
                                                       ended              ended             ended          inception) to
                                                      12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------

Net sales                                          $            0     $            0    $            0    $            0
Cost of sales                                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                      GROSS PROFIT                              0                  0                 0                 0

Bad debt                                                   25,000                  0                 0            25,000
General & administrative
 expenses                                                  87,759                  0                 0            89,759
                                                   --------------     --------------    --------------    --------------
                                                          112,759                  0                 0           114,759
                                                   --------------     --------------    --------------    --------------
Net loss before discontinued
         operations                                      (112,759)                 0                 0          (114,759)

Discontinued operations:
         Operations of subsidiaries
             which were terminated
             as subsidiaries on
             11/4/97 (Note 5)                            (220,434)                 0                 0          (220,434)
                                                   --------------     --------------    --------------    --------------

                          NET LOSS                 $     (333,193)    $            0    $            0    $     (335,193)
                                                   ==============     ==============    ==============    ==============


Net income (loss) per weighted average share:
             Operations                            $         (.22)    $          .00    $          .00
             Discontinued operations                         (.43)               .00               .00
                                                   --------------     --------------    --------------

                                                   $         (.65)    $          .00    $          .00
                                                   ==============     ==============    ==============

Weighted average number of
 common shares used to compute
 net income (loss) per weighted
 average share                                            515,938           250,000            250,000
                                                   ==============     =============     ==============


See Notes to Financial Statements.

                                  TRINON, INC.
                      (Formerly Cetacean Industries, Inc.)
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                                                            Deficit
                                                                                                           Accumulated
                                                           Common Stock                  Additional          During
                                                          Par Value $0.001                Paid-in          Development
                                                       Shares             Amount            Capital            Stage
                                                   --------------     --------------    --------------    --------------

Balances at 4/16/86
         (Date of inception)                                    0     $            0    $            0    $            0
         Issuance of common stock
             (restricted) at $.008 per
             share at 5/29/86                             250,000                250             1,750
         Net loss for period                                                                                      (1,950)
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/86                                      250,000                250             1,750            (1,950)
         Net loss for year                                                                                           (10)
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/87                                      250,000                250             1,750            (1,960)
         Net loss for year                                                                                           (10)
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/88                                      250,000                250             1,750            (1,970)
         Net loss for year                                                                                           (10)
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/89                                      250,000                250             1,750            (1,980)
         Net loss for year                                                                                           (10)
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/90                                      250,000                250             1,750            (1,990)
         Net loss for year                                                                                           (10)
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/91                                      250,000                250             1,750            (2,000)
         Net income for year                                                                                           0
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/92                                      250,000                250             1,750            (2,000)
         Net income for year                                                                                           0
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/93                                      250,000                250             1,750            (2,000)
         Net income for year                                                                                           0
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/94                                      250,000                250             1,750            (2,000)
         Net income for year                                                                                           0
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/95                                      250,000                250             1,750            (2,000)
         Net income for year                                                                                           0
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/96                                      250,000                250             1,750            (2,000)

See Notes to Financial Statements.

                                  TRINON, INC.
                      (Formerly Cetacean Industries, Inc.)
                          (A Development Stage Company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)


                                                                                                             Deficit
                                                                                                           Accumulated
                                                              Common Stock                Additional         During
                                                            Par Value $0.001               Paid-in         Development
                                                       Shares             Amount            Capital            Stage
                                                   --------------     --------------    --------------    --------------
Balances at 12/31/96                                      250,000     $          250    $        1,750    $       (2,000)
         Issuance of restricted stock
             for subsidiaries and
             services at $.004:
                  8/26/97 (1)                             685,500                686             2,056
                  9/15/97 (1)                             364,585                365             1,093
         Stock sold for cash at:
             $8.95 8/29/97 (S-8)                           13,750                 14           122,986
             $10.00 9/15/97                                 1,250                  1            12,499
             $9.00 9/15/97                                    900                  1             8,099
             $10.00 9/26/97                                 1,550                  2            15,498
             $9.00 10/3/97 (S-8)                           12,500                 12           112,488
             $2.00 10/22/97 (S-8)                           7,250                  7            14,493
             $9.00 10/22/97                                 2,500                  2            22,498
             $1.00 12/2/97 (S-8)                           14,500                 15            14,485
             $2.00 12/2/97 (S-8)                            2,500                  2             4,998
             $2.00 12/22/97 (S-8)                           1,000                  1             1,999
         Stock sold for subscription at:
             $1.00 10/27/97 (S-8)                           1,250                  1             1,249
             $1.00 10/28/97 (S-8)                           1,750                  2             1,748
         Stock issued for services at:
             $1.00 12/15/97 (S-8)                           2,500                  2             2,498
             $1.00 12/19/97 (Reg. S)                       11,000                 11            10,989
         Stock issued for prepaid
             expenses at $1.00
                  12/19/97 (Reg. S)                         3,000                  3             2,997
         Stock canceled (1)                              (629,061)              (629)           (1,887)
         Net loss for year                                                                                      (333,193)
                                                   --------------     --------------    --------------    --------------

Balances at 12/31/97                                      748,224     $          748    $      352,536    $     (335,193)
                                                   ==============     ==============    ==============    ==============

             (1) A total of 629,061 of these shares were canceled in November when certain transactions were rescinded.

             All share figures reflect a one for four reverse split of the Company's common stock which was approved on January 29, 1998 to be effective February 17, 1998.

See Notes to Financial Statements.

                                  TRINON, INC.
                      (Formerly Cetacean Industries, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                                             4/16/86
                                                       Year               Year              Year            (Date of
                                                       ended              ended             ended           Inception) to
                                                     12/31/97           12/31/96          12/31/95          12/31/97
                                                   --------------     --------------    --------------    --------------
OPERATING ACTIVITIES
         Net income (loss)                         $     (333,193)    $            0    $            0    $     (335,193)
         Adjustments to reconcile
          net income (loss) to
          cash used by operating
          activities:
             Stock issued for expenses                     15,184                  0                 0            15,184
             Amortization                                       0                  0                 0                50
         Changes in assets and
             liabilities:
             Prepaid expenses                              (6,915)                 0                 0            (6,915)
             Accounts payable                              10,514                  0                 0            10,514
                                                   --------------     --------------    --------------    --------------

                             NET CASH USED BY
                         OPERATING ACTIVITIES            (314,410)                 0                 0          (316,360)

INVESTING ACTIVITIES
         Organization costs                                     0                  0                 0               (50)
                                                   --------------     --------------    --------------    --------------

                             NET CASH USED BY
                         INVESTING ACTIVITIES                   0                  0                 0               (50)

FINANCING ACTIVITIES
         Proceeds from sale of
          common stock                                    330,100                  0                 0           332,100
                                                   --------------     --------------    --------------    --------------

                         NET CASH PROVIDED BY
                         FINANCING ACTIVITIES             330,100                  0                 0           332,100
                                                   --------------     --------------    --------------    --------------

                             INCREASE IN CASH
                         AND CASH EQUIVALENTS              15,690                  0                 0            15,690
         Cash and cash equivalents
         at beginning of year                                   0                  0                 0                 0
                                                   --------------     --------------    --------------    --------------

                      CASH & CASH EQUIVALENTS
                               AT END OF YEAR      $       15,690     $            0    $            0    $       15,690
                                                   ==============     ==============    ==============    ==============




See Notes to Financial Statements.

                                  TRINON, INC.
                      (Formerly Cetacean Industries, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
          Accounting Methods:

          The Company recognizes income and expenses based on the accrual method of accounting.

          Dividend Policy:
          The Company has not yet adopted any policy regarding payment of dividends.

          Organization Costs:
          The Company amortized its organization csts over a five year period.

          Cash and Cash Equivalents:
          For financial statement puroses, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

          Earnings (loss) per share:
          Earnings or loss per common and common equivalent share is computed by dividing net earnings (loss) by the weighted average common shares outstanding during each year.

          Estimates:
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Stock Options:
          The Company has elected to follow Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

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

          At December 31, 1997 a deferred tax asset has not been recorded due to the Company's lack of operations to provide income to use the net operating loss carryover of $335,193 which expires as follows:

                  Year Ended                Expires                 Amount

               December 31, 1986       December 31, 2001        $      1,950
               December 31, 1987       December 31, 2002                  10
               December 31, 1988       December 31, 2003                  10
               December 31, 1989       December 31, 2004                  10
               December 31, 1990       December 31, 2005                  10
               December 31, 1991       December 31, 2006                  10
               December 31, 1997       December 31, 2010             333,193
                                                                ------------

                                                                $    335,193
                                                                ============

                                  TRINON, INC.
                      (Formerly Cetacean Industries, Inc.)
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                December 31, 1997

NOTE 2:   DEVELOPMENT STAGE COMPANY

          The Company was incorporated under the laws of the State of Utah on April 16, 1986 as Cetacean Industries, Inc. and has been in the development stage since incorporation. On December 30, 1993, the Company was dissolved as a Utah corporation and reincorporated as a Nevada corporation. On January 30, 1998, the name was changed to Trinon, Inc.

NOTE 3:   CAPITALIZATION
          On the date of incorporation, the Company sold 250,000 shares of its common stock to Capital General Corporation for $2,000 cash for an average consideration of $.008 per share. During 1997, the Company sold 57,700 shares of its common stock for $330,100 of cash. The Company's authorized stock includes 100,000,000 shares of common stock at $.001 par value.

          Effective February 17, 1998, the Company's shareholders approved a one for four reverse stock split. All share amounts and per share amounts from inception have been restated to reflect the reverse split.

NOTE 4:   RELATED PARTY TRANSACTIONS
          Prior to August 1997, the Company neither owned nor leased any real property. Office services were provided, without charge, by Capital General Corporation. Such costs were immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts. During 1997, the father of the Company's President received $2,000 cash and common stock valued at $2,500 for consulting services.

NOTE 5:   DISCONTINUED OPERATIONS
          During 1997, the Company acquired two subsidiaries and intended to operate in the industry of extracting diamonds in South America. The plan did not become viable so the transaction to acquire the subsidiaries was rescinded on November 4, 1997. Through that date approximately $220,000 was advanced to and/or spent by the former subsidiaries. The $220,000 will not be recovered and has been charged to expense.

NOTE 6:   COMMITMENTS
          The Company leases its office space under a month-to-month agreement. Monthly payments are $1,000.

NOTE 7:   INCENTIVE STOCK OPTION PLAN
          During 1997, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 500,000. The Company also can grant non-qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. For 10% shareholders, the option price shall not be less than 110% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. In the case of non-qualified stock options, the option price shall not be less than $.25 per share, or at a price exceeding $.25 per share at the discretion of the Committee.

          During 1997, 43,000 options were exercised at $.50 per share and 136,000 options were exercised at $.25 per share. At December 31, 1997 there are 215,000 options outstanding with an exercise price of $.25 per share. The Company's President has 200,000 of the options. The 215,000 options expire December 31, 2000.