Form 10QSB
period 1998-03-31
TRINON INC
filed 1998-05-01
CIK 894531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-22

                                  TRINON, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                    87-0438633
(State or other jurisdiction             (I.R.S. Employer Identification
of incorporation or organization)               Number)



   1800 East Sahara Avenue, Suite 107 Las Vegas, Nevada              89104
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number, including area code     (702) 693-5786

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of March 31, 1998
------------------------------------         --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                 1,250,724 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The Company has had little operational history and has yet to engage in business of any kind, other than through two subsidiaries. The transaction to acquire the subsidiaries was rescinded on November 4, 1997. Net loss for the three months ended March 31, 1998 was $27,218. General and administrative expenses were $27,218 and related to trying to develop viable operations. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company is identifying assets and other business opportunities for acquisition. The Company has liquidity and presently has available capital resources, such as credit lines, and debentures, etc.

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

Item 5.           Other Information

         The Company intends to file Form 15 in the near future. This form will allow the Company to stop filing quarterly and annual reports with the SEC. Management feels its status as a non-reporting company will better allow it to raise working capital and find a viable business opportunity. Management intends to again become a reporting company as soon as possible.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of March 31, 1998
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRINON, INC.



Dated: April 30, 1998                        /s/  Craig Hurst
                                            Craig Hurst, President and Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                  10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                        SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS            TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                          FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS            E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Trinon, Inc.

The accompanying balance sheet of Trinon, Inc. as of March 31, 1998, and the related statements of operations, shareholder's equity, and cash flows for the three months ended March 31, 1998 and 1997 were not audited by us and, accordingly, we do not express an opinion on them.




                                                      /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 28, 1998

                                  TRINON, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                              3/31/98
                                                                            (Unaudited)
                                                                        -----------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                       $          11,398
     Prepaid expenses                                                               5,000
                                                                        -----------------

                                               TOTAL CURRENT ASSETS                16,398
                                                                        -----------------

                                                                        $          16,398
                                                                        =================

         LIABILITIES & EQUITY
CURRENT LIABILITIES
     Accounts payable                                                   $           6,025
                                                                        -----------------

                                          TOTAL CURRENT LIABILITIES                 6,025

STOCKHOLDERS' EQUITY
     Common Stock $.001 par value:
      Authorized - 100,000,000 shares
      Issued and outstanding 1,250,724 shares                                       1,251
     Additional paid-in capital                                                   374,533
     Stock subscription receivable                                                 (3,000)
     Deficit accumulated during
      the development stage                                                      (362,411)
                                                                        -----------------
                                         TOTAL STOCKHOLDERS' EQUITY                10,373
                                                                        -----------------

                                                                        $          16,398
                                                                        =================

                                  TRINON, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                     4/16/86
                                                                     Three Months Ended             (Date of
                                                                          March 31,               inception) to
                                                                     1998           1997             3/31/98
                                                                -------------   -------------  -----------------
Net sales                                                       $           0   $           0  $               0
Cost of sales                                                               0               0                  0
                                                                -------------   -------------  -----------------

                                                  GROSS PROFIT              0               0                  0

Bad debt                                                                    0               0             25,000
General and administrative expenses                                    27,218               0            116,977
                                                                -------------   -------------  -----------------
                                                                       27,218               0            141,977
                                                                -------------   -------------  -----------------

Net loss before discontinued operations                               (27,218)              0           (141,977)

Discontinued operations:
   Operations of subsidiaries which
     were terminated as subsidiaries
     on 11/4/97                                                             0               0           (220,434)
                                                                -------------   -------------  -----------------

                                                      NET LOSS  $     (27,218)  $           0  $        (362,411)
                                                                =============   =============  =================

Net income (loss) per weighted
   average share                                                $        (.02)  $         .00
                                                                =============   =============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                                1,178,141         250,000
                                                                =============   =============

                                  TRINON, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


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

                                  TRINON, INC.
                          (A Development Stage Company)
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (continued)
                                   (Unaudited)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                     Common Stock                Additional      During
                                                   Par Value $0.001                Paid-in         Development
                                               Shares            Amount            Capital            Stage
                                           --------------    --------------    --------------    --------------
Balances at 12/31/96                              250,000    $          250    $        1,750    $       (2,000)
     Issuance of restricted stock
         for subsidiaries and
         services at $.004:
             8/26/97 (1)                          685,500               686             2,056
             9/15/97 (1)                          364,585               365             1,093
     Stock sold for cash at:
         $8.95 8/29/97 (S-8)                       13,750                14           122,986
         $10.00 9/15/97                             1,250                 1            12,499
         $9.00 9/15/97                                900                 1             8,099
         $10.00 9/26/97                             1,550                 2            15,498
         $9.00 10/3/97 (S-8)                       12,500                12           112,488
         $2.00 10/22/97 (S-8)                       7,250                 7            14,493
         $9.00 10/22/97                             2,500                 2            22,498
         $1.00 12/2/97 (S-8)                       14,500                15            14,485
         $2.00 12/2/97 (S-8)                        2,500                 2             4,998
         $2.00 12/22/97 (S-8)                       1,000                 1             1,999
     Stock sold for subscription at:
         $1.00 10/27/97 (S-8)                       1,250                 1             1,249
         $1.00 10/28/97 (S-8)                       1,750                 2             1,748
     Stock issued for services at:
         $1.00 12/15/97 (S-8)                       2,500                 2             2,498
         $1.00 12/19/97 (Reg. S)                   11,000                11            10,989
     Stock issued for prepaid
         expenses at $1.00
             12/19/97 (Reg. S)                      3,000                 3             2,997
     Stock canceled (1)                          (629,061)             (629)           (1,887)
     Net loss for year                                                                                 (333,193)
                                           --------------    --------------    --------------    --------------
Balances at 12/31/97                              748,224               748           352,536          (335,193)
     Stock issued for services
         at $1.00 1/13/98 (S-8)                     2,500                 3             2,497
     Stock sold for cash at $.04
         1/13/98 (Reg S)                          500,000               500            19,500

     Net loss for period                                                                                (27,218)
                                           --------------    --------------    --------------    --------------
Balances at 3/31/98                             1,250,724    $        1,251    $      374,533    $     (362,411)
                                           ==============    ==============    ==============    ==============

         (1) A total of 629,061 of these shares were canceled in November when certain transactions were rescinded.

         All share figures reflect a one for four reverse split of the Company's common stock which was approved on January 29, 1998 to be effective February 17, 1998.

                                  TRINON, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                          Three months                 (Date of
                                                                         Ended March 31,             Inception) to
                                                                     1998              1997             3/31/98
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $       (27,218)   $             0  $       (362,411)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                         2,500                  0            17,684
       Amortization                                                          0                  0                50
  Changes in assets and liabilties:
     Prepaid expenses                                                    4,915                  0            (2,000)
     Accounts payable                                                   (4,489)                               6,025
                                                               ---------------    ---------------  ----------------

                                               NET CASH USED
                                     BY OPERATING ACTIVITIES           (24,292)                 0          (340,652)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                             NET CASH (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    20,000                  0           352,100
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES            20,000                  0           352,100
                                                               ---------------    ---------------  ----------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS            (4,292)                 0            11,398

Cash and cash equivalents at beginning of year                          15,690                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $        11,398    $             0  $         11,398
                                                               ===============    ===============  ================