Form 10QSB
period 1998-06-30
TRINON INC
filed 1998-07-31
CIK 894531

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1998

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission File No.     33-55254-22

                                  TRINON, INC.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                  87-0438633
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)          Number)


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

         Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding as of June 30, 1998
------------------------------------            -------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                      320,999 SHARES

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2.  Management's Discussion and Analysis or Plan of Operations

         The Company has had little operational history and has yet to engage in business of any kind, other than through two subsidiaries. The transaction to acquire the subsidiaries was rescinded on November 4, 1997. Net loss for the six months ended June 30, 1998 was $43,037. General and administrative expenses were $43,037 and related to trying to develop viable operations. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company is identifying assets and other business opportunities for acquisition. The Company has liquidity and presently has available capital resources, such as credit lines, and debentures, etc.

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

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99.1 Financial Statements as of June 30, 1998
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRINON, INC.



Dated: July 30, 1998
                                  Craig Hurst, President and Director

                                  TRINON, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                              6/30/98
                                                                            (Unaudited)
                                                                        -----------------
         ASSETS
CURRENT ASSETS
     Cash in bank                                                       $             354
     Prepaid expenses                                                               5,000
                                                                        -----------------

                                               TOTAL CURRENT ASSETS                 5,354
                                                                        -----------------

                                                                        $           5,354
                                                                        =================

         LIABILITIES & DEFICIT
CURRENT LIABILITIES
     Accounts payable                                                   $           6,407
                                                                        -----------------

                                          TOTAL CURRENT LIABILITIES                 6,407

STOCKHOLDERS' DEFICIT
     Common Stock $.001 par value:
      Authorized - 100,000,000 shares
      Issued and outstanding 320,999 shares                                           321
     Additional paid-in capital                                                   379,856
     Stock subscription receivable                                                 (3,000)
     Deficit accumulated during the development stage                            (378,230)
                                                                        -----------------

                                        TOTAL STOCKHOLDERS' DEFICIT                (1,053)
                                                                        -----------------

                                                                        $           5,354
                                                                        =================

                                  TRINON, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      5/2/86
                                           Three Months Ended                       Six Months Ended                 (Date of
                                                June 30,                                June 30,                   inception) to
                                        1998                1997                1998               1997               6/30/98
                                 ------------------  ------------------  -----------------   -----------------  ------------------
Net sales                        $                0  $                0  $               0   $               0  $                0
Cost of sales                                     0                   0                  0                   0                   0
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                   GROSS PROFIT                   0                   0                  0                   0                   0

Bad debt                                          0                   0                  0                   0              25,000
General and administrative
   expenses                                  15,819                   0             43,037                   0             132,796
                                 ------------------  ------------------  -----------------   -----------------  ------------------
                                             15,819                   0             43,037                   0             157,796
                                 ------------------  ------------------  -----------------   -----------------  ------------------

Net loss before
   discontinued operations                  (15,819)                  0            (43,037)                  0            (157,796)

Discontinued operations:
   Operations of subsidiaries
     which were terminated
     as subsidiaries on
     11/4/97                                      0                   0                  0                   0            (220,434)
                                 ------------------  ------------------  -----------------   -----------------  ------------------

                       NET LOSS  $          (15,819) $                0  $         (43,037)  $               0  $         (378,230)
                                 ==================  ==================  =================   =================  ==================

Net income (loss) per weighted
   average share                 $             (.17) $              .00  $            (.69)  $             .00
                                 ==================  ==================  =================   =================

Weighted average number of
   common shares used to
   compute net income (loss)
    per weighted average share               95,556               6,250             62,332               6,250
                                 ==================  ==================  =================   =================

                                  TRINON, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                        4/16/86
                                                                           Six months                  (Date of
                                                                         Ended June 30,              Inception) to
                                                                     1998              1997             6/30/98
                                                               ---------------    ---------------  ----------------
OPERATING ACTIVITIES
  Net (loss)                                                   $       (43,037)   $             0  $       (378,230)
  Adjustments to reconcile net (loss) to cash used
     by operating activities:
       Stock issued for expenses                                         3,892                  0            19,077
       Amortization                                                          0                  0                50
  Changes in assets and liabilties:
     Prepaid expenses                                                    4,915                  0            (2,000)
     Accounts payable                                                   (4,106)                 0             6,407
                                                               ---------------    ---------------  ----------------

                                               NET CASH USED
                                     BY OPERATING ACTIVITIES           (38,336)                 0          (354,696)

INVESTING ACTIVITIES
  Organization costs                                                         0                  0               (50)
                                                               ---------------    ---------------  ----------------

                                             NET CASH (USED)
                                     BY INVESTING ACTIVITIES                 0                  0               (50)

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                    23,000                  0           355,100
                                                               ---------------    ---------------  ----------------

                                        NET CASH PROVIDED BY
                                        FINANCING ACTIVITIES            23,000                  0           355,100
                                                               ---------------    ---------------  ----------------

                                 INCREASE (DECREASE) IN CASH
                                        AND CASH EQUIVALENTS           (15,336)                 0               354

Cash and cash equivalents at beginning of year                          15,690                  0                 0
                                                               ---------------    ---------------  ----------------

                                   CASH AND CASH EQUIVALENTS
                                            AT END OF PERIOD   $           354    $             0  $            354
                                                               ===============    ===============  ================