Form 10KSB
period 1998-12-31
LEXICO RESOURCES INTERNATIONAL CORP/
filed 1999-06-22
CIK 894531

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended:  December 31, 1998

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                       Commission File No. 33-55254-22

                  LEXICO RESOURCES INTERNATIONAL CORPORATION
                           (formerly Trinon, Inc.)
      _________________________________________________________________
      (Exact name of small business issuer as specified in its charter)

            Nevada                                    87-0438633
_______________________________                   __________________
(State or other jurisdiction of                    (I.R.S. Employer
Incorporation or organization)                    Identification No.)

                12835 E. Arapahoe Rd, Tower 2, Ste 300
                      Englewood, Colorado  80112
     ___________________________________________________________
     (Address of principal executive offices, including zip code)

Issuer's Telephone Number:  (303) 792-0416

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No X
    ___        ___

As of December 31, 1998, 30,020,523 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by nonaffiliates was approximately $42,686,341.

Documents incorporated by reference: none

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent fiscal year:  $-0-

This Form 10-KSB consists of 30 pages. The Exhibit Index begins on page 12.

                               TABLE OF CONTENTS

                       Form 10-KSB Annual Report - 1998

                 Lexico Resources International Corporation
                          (formerly Trinon, Inc.)

                                                      											         Page

Facing Page
Index

PART I
            Item    1.  Business                                             1
            Item    2.  Properties                                           1
            Item    3.  Legal Proceedings                                    1
            Item    4.  Submission of Matters to a Vote of Security Holders  1

PART II
           	Item    5. Market For Registrant's Common Equity
                       And Related Shareholder Matters                       2
            Item    6. Management's Discussion And Analysis Or Plan Of
                       Operations                                            2
            Item    7. Financial Statements                                  8
            Item    8. Disagreements On Accounting And Financial Disclosures 8

PART III
            Item    9. Directors And Executive Officers Of The Registrant    9
            Item   10. Executive Compensation                               10
            Item   11. Security Ownership Of Certain Beneficial Owners And
                       Management                                           10
            Item   12. Certain Relationships And Related Transactions       11

PART  IV
            Item   13. Exhibits, Financial Statement Schedules, And
                       Reports On Form 8-K                                  12

SIGNATURES                                                                  13

                                  PART I


Item 1.  Business

     	Lexico Resources International Corporation (formerly Trinon, Inc.), ("Lexico", the "Company", the "Registrant") was organized under the laws of Utah on April 16, 1986 and subsequently reorganized under the laws of Nevada on December 30, 1993. In September, 1998, the Company acquired the net assets of Lexico Energy Exploration, Inc., in exchange for 97% of the the Company's outstanding common stock. Lexico Energy Exploration, Inc.
and Lexico Resources International Corporation remain as separate legal entities and operate as separate entities. The Company is in the business of acquisition, exploration, and development of natural gas and, to a lesser extent, oil properties. On September 30, 1998 the corporate name was changed from Trinon, Inc. to Lexico Resources International Corporation.

The Company's officers are currently seeking financing for completion of a deep gas well called the Conoco 13-1 in Uintah County, Utah, in which the Company has a 37.5% working interest. The Conoco 13-1 was drilled to over 15,000 feet and cased in the mid 1970's, and the Company feels that gas markets in the area are now strong enough to warrant recompletion of the well.
An engineering report prepared for the Company in 1987, and updated in January of 1997 concluded that conventional completion of the well could result in recovery of approximately 2.3 BCF (billion cubic feet) of gas, and that horizontal completion could result in cumulative gas recovery of in excess of 11 BCF.


Item 2.  Properties

    	The Company maintains its offices in Englewood, Colorado. The Company's oil and gas properties consist of deep operating rights to 4,000 acres in the Natural Buttes field of the Uintah Basin in Utah, and operating rights to two shut-in wells on 640 acres also in the Uintah Basin, the Conoco
Federal 22-1 and 13-1.


Item 3.  Legal Proceedings

    	The Company was involved in no legal proceedings during the fiscal year ended December 31, 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

     In September, 1998, the shareholders voted to acquire the outstanding net assets of Lexico Energy Exploration, Inc., in exchange for 97% of the Company's outstanding common shares.

    	In September, 1998, Lex Dolton, Ed Baldwin and Clarey Zingler were elected to the Board of Directors.

                                  PART II


Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

    	(a) Principal Market or Markets: The Company's common stock trades under the symbol LXXI on the OTC Bulletin Board System.

High and low bids for the Company's common stock for the previous eight quarters are shown below.

                                    BID
Class    Quarter Ended        High       Low

Common  Mar.  31, 1997       No Bid     No Bid
Common 	June  30, 1997       No Bid     No Bid
Common  Sept. 30, 1997       No Bid     No Bid
Common  Dec.  31, 1997       $ 5.62     $ 0.00
Common 	Mar.  31, 1998       No Bid     No Bid
Common 	June  30, 1998       No Bid     No Bid
Common  Sept. 30, 1998       No Bid     No Bid
Common  Dec.  31, 1998       $12.25     $12.12

    	(b)    Common Stock:   On December 31, 1998 there were 30,020,523
shares of common stock issued and outstanding, which were held by 84 shareholders of record excluding individuals holding securities in street name.

The Company has never paid cash dividends on its common stock and currently intends to continue its policy of retaining all of its earnings for use in its business.

    	(c) Preferred Stock: The Company at December 31, 1998 had no preferred shares issued or outstanding.


Item 6.  Management's Discussion and Analysis or Plan of Operations

    	The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.


The Company
-----------

Lexico Resources International Corporation is in the business of acquisition, exploration, and development of natural gas and, to a lesser extent, oil properties. The Company is constantly reviewing investment opportunities and intends to develop a geographically diversified portfolio of projects, each of which exhibits a significantly positive net present value.

The Company owns a majority interest in the deep operating rights to 4,000 acres in the Natural Buttes field of the Uintah Basin, Utah. Lexico also owns the right to two shut-in wells on 640 acres in the Uintah Basin, Conoco Federal 22-1 and 13-1. The Uintah Basin is the second largest onshore hydrocarbon producing basin in the contiguous United States and is one of the world's largest nonmarine petroleum accumulations. Gas wells have been in production across the entire basin since the early 1920's, but only recently has technology been perfected that allows the vast deep reserves to be tapped.

The project will be developed over the course of six years via the systematic drilling of deep natural gas wells. Two wells will be developed in 1999, with five wells each in 2000-2002 and six wells in 2003, for a total of twenty three over the plan horizon.


Comparison of Operating Results
-------------------------------

Effective September 30, 1998 the Company entered into an asset purchase agreement with Lexico Energy Exploration, Inc., in which the Company issued common stock representing 97% of its issued and outstanding shares in exchange for the net assets of Lexico Energy Exploration, Inc. Such assets consist of two natural gas wells and deep operating rights on 4,000 acres in the Natural Buttes field of the Uintah Basin in northeastern Utah. Also as of September 30, 1998, the Company's principal business changed, an entirely new Board of Directors was appointed, and new officers and directors assumed management of the Company. Due to these substantial changes in the Company's business and management structure as of September 30, 1998, corporate activities occurring prior to that time are unrelated to activities occurring after that time and to future corporate activities. As a consequence, a comparison of corporate financial activity of the Company prior to and subsequent to September 30, 1998 is not meaningful.

The Company generated no revenue during 1998. The period subsequent to September 30, 1998 was primarily devoted to preparatory activities related to development of the Company's natural resources assets, negotiations related to the acquisition of additional natural resources assets, capital raising activities and organizational activities. The Company anticipates that during the course of 1999, revenue will begin to be received from its natural gas development activities.

The Company incurred general and administrative expense of $246,417 in 1998. Of this amount, $43,037 was expended prior to September 30, 1998 and $203,380 was expended subsequent to September 30, 1998. The expenses of $203,380 were directly related to the Company's present business purposes, and consisted of consulting expenses related to operational and administrative needs incurred in the ordinary course of the Company's business and it is expected that they will continue in the future. The Company's current estimated monthly operating costs are $30,000. Also, as the Company commences development of its natural resources assets, Management anticipates that general and administrative expenses will increase.

During the period subsequent to September 30, 1998, the Company incurred interest expense of $38,880 in connection with loans to the Company from related parties. Management anticipates that a substantial portion of working capital and operational capital may be funded through the issuance of additional debt. Thus, the Company anticipates a continuing need to make interest payments for the foreseeable future.

The Company incurred depreciation expense for the period subsequent to September 30, 1998 of $2,507, which was related to office equipment. Management expects to continue to incur depreciation expenses for equipment owned by the Company. In addition, at such time as revenues begin to be received from oil and gas exploration and development activities, the Company will incur depletion expense. The amount of such expense is not determinable at this time.


Liquidity & Capital Resources
-----------------------------

As of December 31, 1998 the Company had a working capital deficit of $869,565. This deficit was funded by accounts payable of $84,514 and demand notes payable to certain officers and directors in the amount of $786,940. The Company has been provided with working capital by loans from certain officers and directors, from time to time, as needed. There is no assurance that in the future such officers and directors will be able or willing to provide additional debt funding to the Company.

The Company is actively seeking additional sources of capital to be used for both energy exploration and operations. Management has set a capital acquisition target of $5,000,000, which would provide sufficient operational capital to develop the Company's first two natural gas wells and provide for general and administrative expenses for a period of twenty four months. Management believes that this amount of time will be adequate to bring online producing natural gas wells which would generate sufficient revenue to cover operating expenses on an ongoing basis.

The Company is pursuing the use of various potential instruments with which to raise capital, including the sale of equity, the sale of preferred stock, and the issuance of debt. The Company's ability to raise capital will depend upon, among other things, investor perception of the Company's financial prospects, the prevailing share price of the Company's stock on the OTCBB market, the prevailing and expected price for oil and natural gas, the success of prior projects, the availability of and return on competing investment opportunities, and various macroeconomic factors.

The Company continually reviews exploration, development, and acquisition opportunities and expects to participate in numerous such projects in 1999 and beyond. The Company currently owns exploration and development rights to two natural gas wells and the deep operating rights to 4,000 acres in Uintah County, Utah. It is anticipated that $75 million will be required to fully develop these properties, of which a substantial portion is expected to be provided by cashflow generated from an initial set of wells. Thus, Management believes that the Company's development activities will be limited by the availability of capital with which to develop these resources. There is no assurance as to the certainty, timing, or final amount that will be available to the Company for oil and gas exploration activities.

Often in the oil and gas exploration business, a company that owns development rights but lacks capital for drilling and completion will enter into a joint venture with a company who provides the required development capital in exchange for a share of the revenues arising from that project. These arrangements vary in nature. Should the Company not be able to raise the required capital to develop its properties by itself, it will likely seek such a joint venture arrangement. If it does so, revenues available to the Company from production of its oil and gas rights will be diluted.

On December 11, 1998 the Company entered into a definitive agreement with Dark Horse Drilling & Completions, LLC to purchase a 40% working interest in that company's Danielson Well D-101 in Uintah County, Wyoming. The purchase price was $250,000. Following completion of due diligence, the Company paid the purchase price in April, 1999. In order to complete the well and prepare it for production, Dark Horse Drilling must secure additional capital in the amount of $500,000.

As part of the September 30, 1998 transaction described above, the Company received 50% of the outstanding shares of United Stratum Aus. Pty. ("USAP") from Lexico Energy Exploration, Inc. USAP is an Australian company which has interests in oil and gas exploration and development ventures in the South Pacific. The Company does not reflect ownership of USAP on its audited financial statements because USAP does not prepare audited financial statements. Without audited financial statements, there is no reasonable basis for reporting the value of the Company's holdings.

Management believes that the oil and gas properties in which USAP has an interest will require substantial amounts of capital for development. The Company exercises no management or voting control over USAP and there is no assurance that USAP or its affiliates will secure sufficient funds to complete the development programs. Therefore, there is no assurance that the Company will ever realize value from its holdings in USAP.

Year 2000 Compliance Issues
---------------------------

Computer software used by the Company consists primarily of
(1) off-the-shelf commercial accounting software and (2) analytical geophysical software. The vendor of the accounting software has stated that its product is Year 2000 compliant. The geophysical software does not employ dates in its algorithms. Thus, the Company does not believe that it has any risk exposure to Year 2000 computer issues.


Certain Risks
-------------

Forward Looking Statements. This Report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward looking statements include statements regarding: future oil and gas production and prices, future exploration and development spending, future drilling and operating plans and expected results, reserve and production potential of the Company's properties and prospects, "Year 2000" compliance issues and the Company's strategy. Actual events or results could differ materially from those discussed in the forward looking statements as a result of various factors including, without limitation, the factors set forth below and elsewhere in this 10-KSB.

Dependence on Additional Capital. Successful development of the Company's oil and natural gas reserves will require a substantial amount of additional funding relative to the Company's current capitalization. There is no assurance that such development capital will be available to the Company as it is required. Further, due to the lack of operating cash flow in amounts sufficient to fund Company operations, there is no assurance that the Company will be able to continue its efforts to operate and to develop its oil and gas reserves.

Exploration and Development Risks. The business of exploring for and, to a lesser extent, of acquiring and developing oil and gas properties is an inherently speculative activity that involves a high degree of business and financial risk. Although available geological and geophysical information can provide information with respect to a potential oil or gas property, it is impossible to determine accurately the ultimate production potential, if any, of a particular property or well.

Dependence on a Limited Number of Wells. For the foreseeable future, substantially all of the Company's future revenues and cash flow will be derived from a limited number of wells. There will be continuing risk that a significant curtailment or loss of production from these wells for a prolonged period before the Company could replace the reserves through new discoveries or acquisitions would have a material adverse effect on the Company's operating results.

Volatility of Oil and Gas Prices. The Company's future revenues, profitability and rate of growth are substantially dependent upon prevailing market prices for natural gas and oil, which can be extremely volatile and in recent years have been depressed by excess domestic and imported supplies.

Uncertainty of Estimates of Proved Reserves and Future Net Revenues.
There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the producer. Estimating quantities of proved reserves is inherently imprecise. Such estimates are based upon certain assumptions about future production levels, future natural gas and crude oil prices and future operating costs made using currently available geologic engineering and economic data, some or all of which may prove incorrect over time.

Operating and Weather Hazards. The costs and timing of drilling, completing and operating wells is often uncertain. Drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including regulatory and environmental constraints, unexpected drilling conditions, equipment failures, accidents, adverse weather conditions, encountering unexpected formations or pressures in drilling and completion operations, encountering corrosive or hazardous substances, mechanical failure of equipment, blowouts, cratering and fires. These conditions could result in damage or injury to, or destruction of, formations, producing facilities or other property or could result in personal injuries, loss of life or pollution of the environment.

Additional factors. Additional factors that could cause actual events to vary from those discussed above and elsewhere in this report include, among others: loss of key company personnel; adverse change in governmental regulation; regulatory and/or environmental constraints; inability to obtain critical supplies and equipment, personnel and consultants; and inability to access capital to pursue the Company's plans.


Glossary
--------

When the following terms are used in written material related to the Company, they have the following meanings:

Bbl - One stock barrel or 42 U.S. gallons liquid volume, usually used in reference to crude oil or other liquid hydrocarbons.

Bcf - One billion cubic feet; expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure basis and, where contracts are nonexistent, at 60 degrees Fahrenheit at 14.65 pounds per square inch absolute.

Prospect - An area in which a party owns or intends to acquire one or more oil and gas interests which is geographically defined on the basis of geological data and which is reasonably anticipated to contain at least one reservoir of oil, gas, or other hydrocarbons.

Proved Developed Reserves - Proved Reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Reserves - The estimated quantities of crude oil, natural gas, and other hydrocarbons which, based upon geological and engineering data, are expected to be produced from known oil and gas reserves under existing economic and operating conditions, and the estimated present value thereof based upon the prices and costs on the date that the estimate is made and any price changes provided for by existing conditions.

Proved Undeveloped Reserves - Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.


PV10% - The discounted future net cash flows for proved oil and gas reserves computed using prices and costs, at the dates indicated, before income taxes and a discount rate of 10%.

Royalty Interest - An interest in an oil and gas property entitling the owner to a share of oil and gas production free of the costs of production.

Undeveloped Acreage - Oil and gas acreage (including, in applicable instances, rights in one or more horizons which may be penetrated by existing well bores, but which have not been tested) to which Proved Reserves have not been asigned by independent petroleum engineers.

Working Interest - The operating interest under a lease which gives the owner the right to drill, produce and conduct operating activities on the property and a share of production, subject to all royalty interests, and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.


Item 7.  Financial Statements

     	The Report of the Independent Certified Public Accountant appearing at page F-1 and the Financial Statements and Notes to Financial Statements appearing at pages F-2 through F-11 are incorporated herein by reference.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                 PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The Directors and Officers of the Registrant as of the date of this report are as follows:

                                                              Served as a
Name               Age          Position                      Director since

Lex Dolton         67     Chairman, acting President          September, 1998
                          and a Director

Clarey Zingler     53     Secretary/Treasurer, Chief          September, 1998
                          Financial Officer, and a
                          Director

Edison Baldwin     51     Director                            September, 1998


All Directors of the Company will hold office until the next annual meeting of the shareholders, and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors at the first meeting of the Company's shareholders, and hold office until their death, resignation, or removal from office.

Lex Dolton, Chairman, acting President, and a Director. Mr. Lex Dolton attended Colorado Christian University from 1950 to 1954 and Colorado University studying Geology in 1955. He conducted business from 1960 through 1973 as a commercial and residential developer. He purchased land for development within the Denver Metropolitan area. Mr. Dolton formed Lexicon Resources in 1977, serving as vice president in charge of foreign concessions and oil and gas acquisitions. Within the same field, he formed Concord Royalty Company in 1981, and served through 1992. In 1992, Mr. Dolton established Natural Buttes Oil and Gas (a privately held oil and gas company) and assumed the position of Chairman of the Board. Mr. Dolton is the President and Chairman of the Board of Lexico Resources International Corporation.

Clarey Zingler, Secretary/Treasurer, Chief Financial Officer, and a Director. Mr. Clarey Zingler has a Bachelors Degree in Economics, a Masters Degree in Complex Organizations/Economics, and a PhD (ABD) in Complex Organizations.
He has taught MBA and DBA courses as an Associate Professor at major colleges and universities, and he has managed the Management Practices Division of a Big Six accounting firm. Mr. Zingler is Secretary/Treasurer of the Board of Directors for Lexico Energy Exploration, Inc., and has overall responsibility for project management and finance. He has extensive experience in industry and private/public businesses as a controller, chief financial officer, and vice president of finance.

Edison Baldwin, Director. Mr. Baldwin holds a B.S. in Construction
Management from Colorado State University, and a Masters of Business Administration from the University of Colorado. He has extensive experience in construction estimating, cost control, scheduling owner-architect-contractor liason, labor relations, construction management, and overall company managment on individual projects of $75 million and an aggregate of $200 million.
Mr. Baldwin has a diverse affiliation with professional organizations including development authorities, executive committees, and serving as a Director for Norwest Bank of Fort Collins.

In May, 1999, Mr. Zingler and Mr. Baldwin resigned from their positions as officers and directors of the Company, and were replaced by Charles Kohlhaas as President and Director, and Larry Alex as a Director.



Item 10. Executive Compensation

     Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

                          SUMMARY COMPENSATION TABLE

Name and                Fiscal                                Other Annual
Principal Position      Year           Salary   Bonus         Compensation

Lex Dolton,            	1996             -        -                     -
President               1997             -        -                     -
                        1998             -        -              $ 27,000

Clarey Zingler,         1996             -        -                     -
CFO                     1997             -        -                     -
                        1998             -        -              $ 27,000

Edison Bladwin,         1996             -        -                     -
Director                1997             -        -                     -
                        1998             -        -              $ 12,000

Item 11.  Security Ownership of Certain Beneficial Owners and Management

    	The following table sets forth, as of the date of this Report, the stock ownership of each person known by the Registrant to be the beneficial owner of five percent or more or the Registrant's common stock, each Officer and Director individually and all Directors and Officers of the Registrant as a group:

                                                  NO. OF             % OF
NAME                              CLASS           SHARES             CLASS

Lexico Energy Exploration, Inc.   Common          26,500,000         88.27
12835 E. Arapahoe Rd
 Tower 2, Ste 300
Englewood, Colorado  80112

Directors and                     Common              -                -
Officers as a Group



Item 12.  Certain Relationships and Related Transactions

In September, 1998, the Company issued 29,000,000 common shares pursuant to its merger with Lexico Energy Exploration, Inc.
As of December 31, 1998, 26,500,000 of the Company's common shares, representing 88% of its common shares outstanding, were held by the Company's parent, Lexico Energy Exploration, Inc., and 2,500,000 shares had been distributed for fees and services.

In order to meet working capital needs, the Company has borrowed funds on a short term basis from Officers and Directors. The short term balance due to Officers and Directors is currently $786,940.

In October, 1998 the Company granted an officer a stock option to purchase common shares of the Company. The officer may purchase up to 250,000 common shares at a price of $2.00 per share anytime between October 30, 1998 and October 30, 2001. He may purchase up to an additional 250,000 common shares at a price of $4.00 per share anytime between October 30, 1999 and October 30, 2001. A further 500,000 common shares may be purchased by the officer at a price of $6.00 per share anytime between October 30, 2000 and October 30,2001.

                                  PART IV


Item 13.  Exhibits and Reports on Form 8-K

    	(a)   Exhibits

     	-- The following Exhibits are incorporated by reference herein:

             3.1  Articles of Incorporation
             3.2  By Laws

    	(b)  Reports on Form 8-K

          -- There were no reports filed on form 8-K during the last quarter covered by this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 2, 1999.

						LEXICO RESOURCES INTERNATIONAL CORPORATION


						By: /s/Charles Kohlhaas
						    Charles Kohlhaas, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on June 2, 1999.

Chairman of the Board, and Director:

/s/Lex Dolton
Lex Dolton


Chief Executive Officer, President and Director:

/s/Charles Kohlhaas
Charles Kohlhaas

Director:

/s/Larry Alex
Larry Alex

                 LEXICO RESOURCES INTERNATIONAL CORPORATION

                            FINANCIAL STATEMENTS

                          December 31, 1997 & 1998

                 LEXICO RESOURCES INTERNATIONAL CORPORATION
                           Financial Statements

                            TABLE OF CONTENTS


                                                                       Page

INDEPENDENT AUDITOR'S REPORT ON
     THE FINANCIAL STATEMENTS                                          F-1


FINANCIAL STATEMENTS

     Balance sheet                                                     F-2
     Statement of operations                                           F-3
     Statement of stockholders' equity                                 F-4
     Statement of cash flows                                           F-5
     Notes to financial statements                                     F-7

RONALD R. CHADWICK, P.C.
Certified Public Accountant
3025 South Parker Road
Suite 109
Aurora, Colorado    80014
Telephone (303)306-1967
Fax       (303)306-1944


                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Lexico Resources International Corporation
Englewood, Colorado

I have audited the accompanying balance sheet of Lexico Resources International Corporation as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The statements of operations, stockholders' equity and cash flows of Lexico Resources International Corporation for the year ended December 31, 1997 were audited by other auditors whose report dated February 12, 1998 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexico Resources International Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.


Aurora, Colorado
May 19, 1999                                      RONALD R. CHADWICK, P.C.

                LEXICO RESOURCES INTERNATIONAL CORPORATION
                         (formerly Trinon, Inc.)
                              BALANCE SHEET
                            December 31, 1998

                                 ASSETS

        Current assets
           Cash                                         $    1,889
                                                        ----------
              Total current assets                           1,889

           Wells and equipment                           2,446,515
           Undeveloped acreage                             872,185
           Other                                             1,958
                                                        ----------

        Total Assets                                    $3,322,547
                                                       	==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities
           Accounts payable                             $   84,514
           Interest payable                                786,940
                                                       	----------
                Total current liabilities                  871,454

           Deferred tax liability                          254,351
                                                        ----------

        Total Liabilities                                1,125,805
                                                        ----------

        Stockholders' equity

           Common stock: $.001 par value,
              100,000,000 shares authorized,
              30,020,523 shares issued
              and outstanding                               30,021

           Paid in capital                               2,787,211

           Accumulated deficit                            (620,490)
                                                        ----------

        Total Stockholders' Equity                       2,196,742
                                                        ----------

        Total Liabilities and Stockholders' Equity      $3,322,547
                                                        ==========

  The accompanying notes are an integral part of the financial statements.

                LEXICO RESOURCES INTERNATIONAL CORPORATION
                         (formerly Trinon, Inc.)
                         STATEMENT OF OPERATIONS
              For The Years Ended December 31, 1997 and 1998


                                        1997        1998
                                     ----------  ----------


Sales                                $       -   $       -

Operating expenses                     112,759     246,417
                                     ---------   ---------
Income (loss) from operations         (112,759)   (246,417)
                                     ---------   ---------

Other income (expense):
    Interest expense                  (      -)   ( 38,880)
                                     ---------   ---------
Income (loss) before provision
for income taxes                      (112,759)   (285,297)

Provision for income tax                     -           -
                                     ---------   ---------
Income (loss) from
continuing operations                 (112,759)   (285,297)

Discontinued operations:
   Operations of subsidiaries
   terminated as subsidiaries
   on 11/4/97                         (220,434)          -
                                     ---------   ---------

Net income (loss)                    $(333,193)  $(285,297)
                                     =========	  =========

Net income (loss) per share
(Basic and fully diluted)
   Operations                        $ (  8.74)  $ (  0.04)
   Discontinued operations             ( 17.09)          -
                                     ---------   ---------
                                     $ ( 25.83)  $ (  0.04)
                                     =========   =========

   Weighted average number of
   common shares outstanding            12,898 	 8,059,975
                                     =========   =========



   The accompanying notes are an integral part of the financial statements.

                    LEXICO RESOURCES INTERNATIONAL CORPORATION
                              (formerly Trinon, Inc.)
                         STATEMENT OF STOCKHOLDERS' EQUITY
                   For The Years Ended December 31, 1997 and 1998


                     COMMON  STOCK                   Stock
                    Par value $.001      Paid in     Subscrip.     (Accumulated
                   Shares     Amount     Capital     Receivable     Deficit    )

Balances at
 Dec. 31, 1996      6,250    $     6     $    1,994  $      -       $    (2,000)

Issuance of stock
 for subsidiary    15,727         16          2,500

Stock cancellation(15,727)       (16)        (2,500)

Issuance of stock
 for services      10,863         11         15,173

Sales of
 common stock       1,443          1        330,099

Issuance of stock
 for expenses          75          1          2,999

Common stock
 subscribed            75          1          2,999    (3,000)

Net gain (loss)
 for the year ended
 Dec. 31, 1997                                                         (333,193)
               ----------    -------     ----------   -------         ---------

Balances at
 Dec. 31, 1997     18,706    $    20     $  353,264   $(3,000)        $(335,193)

Issuance of stock
 for services     989,317        989          6,604

Sales of
 common stock      12,500         12         19,988

Stock issued
 for assets    29,000,000     29,000      2,407,355

Common stock
 subscribed                                             3,000

Net gain (loss)
 for the year ended
 Dec. 31, 1998                                                         (285,297)
               ----------    -------     ----------   -------        ----------

Balances at
Dec. 31, 1998  30,020,523    $30,021     $2,787,211   $     -        $(620,490)
               ==========    =======     ==========   =======        =========


All share figures reflect a one for four reverse common stock split in February, 1998, a one for four reverse common stock split in May, 1998, and a one for ten reverse common stock split in June, 1998.

     The accompanying notes are an integral part of the financial statements.

                  LEXICO RESOURCES INTERNATIONAL CORPORATION
                            (formerly Trinon, Inc.)
                            STATEMENT OF CASH FLOWS
                 For The Years Ended December 31, 1997 and 1998


                                    1997            1998
                                 ----------      ----------

Cash Flows From
Operating Activities:

Net income (loss)                $(333,193)      $(285,297)

    Adjustments to reconcile
    net income (loss) to
    net cash provided by
    (used for) operating
    activities:

Depreciation and amortization                        2,507
Compensatory stock issuance         15,184           7,593
Compensatory debt issuance                         110,949
Prepaid expenses                    (6,915)          9,915
Accounts payable and accruals       10,514          74,000
                                 ---------       ---------
Net cash provided by (used
  for) operating activities       (314,410)        (80,333)


Cash Flows From
Investing Activities:

Office equipment                                    (4,465)
                                 ---------       ---------
Net cash provided by (used
  for) investing activities                         (4,465)
                                 ---------       ---------


                        -Continued On Following Page-


   The accompanying notes are an integral part of the financial statements.

                    LEXICO RESOURCES INTERNATIONAL CORPORATION
                             (formerly Trinon, Inc.)
                             STATEMENT OF CASH FLOWS

                         -Continued From Previous Page-


                                    1997            1998
                                 ----------      ----------

Cash Flows From
Financing Activities:

Receipts from notes payable                         82,697
Payments on notes payable                          (31,700)
Sales of common stock              330,100          20,000
                                 ---------       ---------
Net cash provided by (used
  for) financing activities        330,100          70,997
                                 ---------       ---------
Net Increase (Decrease)
  In Cash                           15,690         (13,801)

Cash At The Beginning
  Of The Period                                     15,690
                                 ---------       ---------
Cash At The End
  Of The Period                  $  15,690       $   1,889
                                 =========       =========


Schedule of Non-Cash Investing and Financing Activities:
--------------------------------------------------------

During the year ended December 31, 1997, the Company issued 10,863 common shares for services valued at $15,184.

During the year ended December 31, 1998, the Company issued 29,000,000 common shares to purchase the net assets of Lexico Energy Exploration, Inc. valued at $2,436,355, and issued 989,317 common shares for $7,593 in services.


Supplemental Disclosure
-----------------------

Cash paid during the year for:
                                             1997          1998
                                          ---------     ---------

                       Interest           $   -         $   -
                       Income taxes       $   -         $   -


   The accompanying notes are an integral part of the financial statements.

                    LEXICO RESOURCES INTERNATIONAL CORPORATION
                             (Formerly Trinon, Inc.)
                          Notes to Financial Statements


NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES:

Lexico Resources International Corporation ("Lexico", the "Company") was incorporated in the state of Utah on April 16, 1986, then on December 30, 1993 dissolved as a Utah corporation and reincorporated as a Nevada corporation. Effective September 30, 1998 the Company entered into an asset purchase agreement with Lexico Energy Exploration, Inc., whereby the Company exchanged 97% of its issued and outstanding common stock for the major assets of Lexico Energy Exploration, Inc. Subsequent to September 30, 1998, Lexico Energy Exploration, Inc. and Lexico Resources International Corporation will remain as separate legal entities, (with Lexico Energy Exploration, Inc. as the parent), and operate as separate legal entities. The Company's primary business purpose is to engage in the exploration and production of oil and gas. On September 30, 1998 the corporate name was changed from Trinon, Inc. to Lexico Resources International Corporation.

Oil and gas properties

The Company follows the successful efforts method of accounting for its oil and gas activities. Under this accounting method, costs associated with the acquisition, drilling and equipping of successful exploratory and development wells are capitalized. Geological and geophysical costs, delay rentals and drilling costs of unsuccessful exploratory wells are charged to expense as incurred. Depletion and depreciation of the capitalized costs for producing oil and gas properties are provided by the unit-of-production method based on proved oil and gas reserves. Undeveloped properties are periodically assessed for possible impairment due to unrecoverability of costs invested. Cash received for partial conveyances of property interests are treated as a recovery of cost and no gain or loss is recognized.

Income tax

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                 LEXICO RESOURCES INTERNATIONAL CORPORATION
                         (formerly Trinon, Inc.)
                 Notes to Financial Statements - Continued


NOTE 1. ORGANIZATION, OPERATIONS, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounting year

The Company employs a calendar accounting year, and recognizes income and expenses based on the accrual method of accounting.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.


NOTE 2. OIL AND GAS PROPERTIES

The Company holds working interests in approximately 4,700 acres in Uintah County, Utah, which are carried at $872,185. The Company also holds a 37.5% working interest in Conoco 13-1 with possible reserves, located on the aforementioned property, and carried at its capitalized cost of $898,816.

In addition, the Company holds an interest in the Conoco Well 22-1, also in Uintah County, Utah, with capitalized well costs of approximately $1,528,448. A portion of the Company's share of any revenue from the 22-1 Well is pledged to repay a $520,880 outstanding line of credit.

                 LEXICO RESOURCES INTERNATIONAL CORPORATION
                           (Formerly Trinon, Inc.)
                  Notes to Financial Statements - Continued


NOTE 3. RELATED PARTY TRANSACTIONS

The Company's interests in its Uintah County, Utah properties were acquired through a corporation controlled by common ownership.


NOTE 4.	INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 1998 the Company had approximately $620,000 of unused
federal net operating	loss carryforwards, which begin to expire
in the year 2001. A deferred tax asset, arising from the net operating loss carryover, of approximately $242,000 has been offset by a 100% valuation allowance.

The Company has a deferred tax liability of $254,351, resulting from a book vs. tax carrying value difference of $652,185 of certain oil and gas properties acquired through its parent company, Lexico Energy Exploration, Inc.

                LEXICO RESOURCES INTERNATIONAL CORPORATION
                         (formerly Trinon, Inc.)
                Notes to Financial Statements - Continued


NOTE 5. NOTES PAYABLE

At December 31, 1998 the Company had the following notes payable outstanding:


                                            Balances at
                                            December 31,
                                                1998
                                            -----------

Related party notes payable,
unsecured, non-interest bearing,
due on demand                                $ 266,060

Related party note payable,
secured by production payments,
balance includes principal of
$482,000 plus interest,
due on demand                                  520,880
                                             ---------

Total notes payable                            786,940
Less current portion                          (786,940)
                                             ---------

Long term notes payable                      $       -
                                             =========

The schedule of maturities by fiscal year for all notes outstanding is as follows:

        Years ending December 31,

             1999    $786,940
                     --------
             Total   $786,940
                     ========

                LEXICO RESOURCES INTERNATIONAL CORPORATION
                         (formerly Trinon, Inc.)
                Notes to Financial Statements - Continued


NOTE 6. STOCKHOLDERS' EQUITY

Common stock

The Company has 100,000,000 authorized shares of common stock, par value $.001, with 30,020,523 shares outstanding as of December 31, 1998.

Asset acquisition

On September 30, 1998 the Company issued 29,000,000 shares of common stock, representing 97% of its shares outstanding, for the net assets of Lexico Energy Exploration, Inc., including several oil and gas properties in the Uintah Basin of Utah. The assets were valued at approximately $2,400,000.
As a result of the exchange the Company is now a subsidiary of Lexico Energy Exploration, Inc., and each entity will continue to operate separately.

Stock option

In October, 1998 the Company granted an officer a stock option to purchase common shares of the Company. The officer may purchase up to 250,000 common shares at a price of $2.00 per share anytime between October 30, 1998 and October 30, 2001. He may purchase up to an additional 250,000 common shares at a price of $4.00 per share anytime between October 30, 1999 and October 30, 2001. A further 500,000 common shares may be purchased by the officer at a price of $6.00 per share anytime between October 30, 2000 and October 30, 2001.

                   LEXICO RESOURCES INTERNATIONAL CORPORATION

                      Supplemental Information (Unaudited)

                          Year Ended December 31, 1998


Capitalized Costs Relating to Oil & Gas
Producing Activities at December 31, 1998
-----------------------------------------

Unproved oil and gas properties             $   872,185
Proved oil and gas properties                 2,446,515
Support equipment and facilities
                                            -----------
                                              3,318,700
Less accumulated depreciation, depletion,
     amortization, and impairment
                                            -----------
          Net capitalized costs             $ 3,318,700
                                            ===========


Costs Incurred in Oil and Gas Producing
Activities for the Period Ended December 31, 1998
-------------------------------------------------

Property acquisition costs
    Proved                                  $ 2,446,515
    Unproved                                    652,185
Exploration costs                                     -
Development costs                                     -


Results of Operations for Oil and Gas Producing
Activities for the Period Ended December 31, 1998
-------------------------------------------------

Oil and gas sales                           $         -
Gain on sale of oil and gas properties
Gain on sale of oil and gas leases
Production costs
Exploration expenses
Depreciation, depletion, and amorization
                                            -----------
                                                      -
Income tax expense
                                            -----------
Results of operations for oil and gas
    producing activities (excluding
    corporate overhead and financing costs) $         -
                                            ===========

Reserve Information

     The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cashflow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.
     Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.
     The standardized measure of discounted future net cash flows is computed by applying year end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                LEXICO RESOURCES INTERNATIONAL CORPORATION

                      Period Ended December 31, 1998


Reserve Information
-------------------
                                              Oil         Gas
                                             (Bbls)      (Bcf)
                                             ------      -----
Proved developed and undeveloped reserves
    Beginning of year                             -          -
    Revisions of previous estimates
    Improved recovery
    Purchase of minerals in place            49,130     90.707
    Extensions and discoveries
    Production
    Sales of minerals in place
                                             ------     ------
    End of year                              49,130     90.707
                                             ======     ======

Proved developed reserves
    Beginning of year                             -          -
    End of year                              49,130     90.707


Standardized Measure of Discounted Future
    Net Cash Flows at December 31, 1998

    Future cash inflows                                 $ X
    Future production costs                              (X)
    Future development costs                             (X)
    Future income tax expenses                           (X)
                                                        ----
    Future net cash flows (10% annual discount
        for estimated timing of cash flows)              (X)
                                                        ----
Standardized measures of discounted future net cash
    flows relating to proved oil and gas reserves       $ X
                                                        ====

The following reconciles the change in the standardized measure of discounted future net cash flow during the year ended December 31, 1998.

Beginning of year                                       $ X
Sales of oil and gas produced, net of production costs   (X)
Net changes in prices and production costs                X
Extensions, discoveries, and improved recovery,
    less related costs                                    X
Development costs incurred during the year which
    were previously estimated                             X
Net change in estimated future development costs          X
Revisions of previous quantity estimates                  X
Net change from purchases and sales of minerals in place  X
Accretion of discount                                     X
Net change in income taxes                                X
Other                                                     X
                                                        ----
End of year                                             $ X
                                                        ====